Form 10QSB/A
period 1996-03-31
JJFN HOLDINGS INC
filed 1996-05-06
CIK 855926

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB/A1


[  X ] 	Quarterly Report Pursuant to Section 13 or 15(d) of
		the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

[    ]	TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE EXCHANGE
 		ACT

Commission File Number 0-18186

	JJFN Holdings, Inc.
	(Exact name of small business issuer as specified in its charter)

	Delaware						  84-1062032
(State or other jurisdiction     		(I.R.S. Identification number)
of incorporation or organization)

100 Quentin Roosevelt Blvd, Suite 202, Garden City, New York 11530 (address of principal executive offices)

	(516) 683-8116
	(Issuer's Telephone Number, Including Area Code)

	(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes   X                      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

	Outstanding Equity Securities at April 26, 1996

Class of Securities 					Outstanding Shares

Common Stock,     $.001 par value, 		  4,067,000 shares

Preferred Stock,  $.01 par value,		    904,585 shares

	Traditional Small Business Disclosure Format
	Yes   X                      No

JJFN HOLDINGS, INC.

Index to Quarterly Report on Form 10-QSB
	For the Quarter Ended March 31, 1996

	Part 1.   FINANCIAL INFORMATION
                                                      	Page Number
Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 1996
		and June 30, 1995.							                             		3

		Consolidated Statements of Operations
		for the three month and nine month periods ended
		March 31, 1996 and 1995.			                        					4-5

		Consolidated Statements of Cash Flows
		for the nine months ended March 31, 1996 and 1995.	    	6

		Notes to Financial Statements.	                   						7

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations.					              	8-10

	Part II.   OTHER INFORMATION

ITEM 5. PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:			11

		Pro Forma Condensed Consolidated Balance Sheet 			12
		March 31, 1996

		Pro Forma	Condensed Consolidated Statement of Operations
		for the period November 2, 1995 through March 31, 1996 		13

ITEM 6	Exhibit 27.  Financial Data Schedule

ITEM 6(a)	Reports on Form 8K.

		On January 10, 1996 the Company filed a Form 8K/A due to a change in the Registrant's Accountants

		On March 13, 1996 the Company filed a Form 8K acquiring certain assets of Iron Eagle Contracting Corp.

SIGNATURE PAGE



JJFN HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

Assets
						                               	      (unaudited)
									                                    March 31,          June 30,
Assets					    				                             1996               1995
Cash							                         		        $2,766,219     		$	   -
Contract receivables				   		                     48,750		      	   -
Marketable securities						                      500,000		      	   -
Land and development costs					                  353,446		      	   -
Prepaid expenses						                           63,375		       	   -
Construction equipment, net of accumulated
   	   depreciation of $9,806					               186,298       		   -
Loan to affiliate					    	                      911,626      			   -
Deferred financing costs and other assets			     356,046			         -
		Total assets					                          	$5,185,760	    	$     -

Liabilities and Stockholders' Equity

Liabilities:

	Line of credit							                      $    154,381  		$   323,608
	Accounts payable and accrued expenses			        149,019		       54,500
	Stockholder loans						                         512,500       		 	   -
	Long-term debt,						                           474,747	       	 	   -

		Total Liabilities			                     		  1,290,647		    378,108

Stockholders' equity:
	Preferred stock, $.01 par value		      		         9,046		        9,046
	  25,000,000 share authorized
	  904,585 shares issued and outstanding
	Common stock, $.001 par value				                 4,067		           137
	  50,000,000 shares authorized
	  4,067,000 shares issued and outstanding in March 1996
	  137,000 shares issued and outstanding in June 1995
	Additional paid in capital				             	  8,828,583		    4,267,513
	Accumulated deficit						                    (4,946,583)		  (4,654,804)

	Total stockholders' equity			             		  3,895,113		   (378,108)

	Total liabilities and stockholders' equity			 $5,185,760		$	    -


JJFN HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

									      Nine months ended
                                                      March 31,
                                                     (unaudited)

                                       									    1996		    1995


Revenues	                            							$        48,750		$     -

Cost of revenues			                    				          39,002			     -

Gross profit							                      	            9,748			     -

General and administrative expenses:
Consulting fees				                       		        140,000			     -
	Other								                                      102,569	    19,275

Loss from operations			                 				       (232,821)	  (19,275)

Other (income) expenses
Interest income						                               (2,629)			    -
	Interest and financing costs					                  61,587		    32,064

Net loss				                           				$      (291,779)	$  (51,339)

Net loss per common share		          				$           (0.21		$     (.38)

Weighted average number of common shares				      1,381,738		    136,896




JJFN HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

									                                  Three months ended
                                                March 31,
										                                       Unaudited
									                                    1996		      1995
Revenues					                     			$      48,750		$      -

Cost of revenues					             		        39,002         -

Gross Profit					               			          9,748	     		 -

General and administrative expenses:
	Consulting fees						                           0	     		 -
	Other							                      	        59,012		     6,425

Loss from operations			        				       (49,264)		    (6,425)

Other (income) expenses
	Interest income		             				        (2,629)     			 -
	Interest and financing costs				  	       36,932		    10,688

Net loss							                     	$    (83,567)		$ (17,113)

Net loss per common share			     			$       (0.03)		$   (0.13)

Weighted average number of common shares				 3,099,868		   136,896


JJFN HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  										  Nine months ended
										                                        March 31,
									                                     1996		     1995
Net loss							                        	$   (291,779)		$   51,339

Adjustment to reconcile net loss to net cash
    used in operating activities:
	Amortization expense						                    6,876			        -
	Depreciation expense						                    9,806			        -
	Stock issued for consulting services				     140,000		      	 -
	Changes in assets and liabilities
	   net of effects from asset acquisition:
	     increase in contract receivables				    (48,750)		     	 -
	     increase in prepaid expenses				        (63,325)		     	 -
	     increase in organization costs				         (284)		     	 -
	     increase in accounts payable and
         accrued expenses	                     79,238		   19,275
	     increase in accrued interest and
         financing costs		                     46,554		   32,064

			Total adjustments			                  	    170,115		   51,339

			Net cash used in operating activities	 	  (121,664)      			-

Cash flows from investing activities:
	Cash acquired in asset acquisition			   	    339,900	       		-
	Investment in real estate					              (353,446)		      	-
	Capital expenditures						                    (7,754)		      	-
	Deferred offering costs					                 (15,000)	      		-

		Net cash used in investing activities			    (36,300)	      		-

Cash flows from financing activities:
	Proceeds from stockholder loans		      		     12,500	       		-
	Loan to affiliate						                     (911,626)		      	-
	Proceeds from note payable					              100,000			       -
	Principal payments on long term debt				      (1,691)	      		-
	Proceeds from issuance of stock and options		3,725,000			     -

		Net cash provided by financing activities		 2,924,183		     	-

Net increase in cash		                  					 2,766,219	     		-

Cash at beginning of period			                				    -	     		-
Cash at end of period							                 $2,766,219			     -

JJFN HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements


FOOTNOTE    1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of JJFN Holdings, Inc. and its subsidiary ("Company"). In the opinion of management, the accompanying unaudited Consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily elimination of all significant inter-company transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from prior periods have been reclassified to be consistent with the current period financial statement presentation. The financial statements do not include all disclosures required by generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, its quarterly report for the six months ended December 31, 1995 and the Registration Statement on Form S-4 filed with the Securities and Exchange Commission.

The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

FOOTNOTE    2.	MARKETABLE SECURITIES

During April 1996 the Company sold fifty percent of its marketable securities for $250,000. There was no gain or loss on the sale.

FOOTNOTE    3.	DEFERRED FINANCING COSTS AND OTHER ASSETS.

Restrictive Covenants	              				  $275,333
Customer Contacts					                      57,071
Deferred financing and offering costs			    22,776
Other							                                   866
							                                   $356,046



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS

History and Overview

From July 1992 to December 29, 1995, JJFN was a "shell" company, whose sole purpose was to located and consummate a merger or other transaction in which its shareholders would realize some value on their stock.

On December 29, 1995, JJFN acquired the stock of Iron Eagle Contracting and Mechanical Inc., a newly organized and privately held construction corporation. Iron Eagle Contracting Mechanical Inc. was organized in December 1995 to engage in the construction business in the metropolitan
 New York area to serve principally as a subcontractor for conduit and piping work (laying repair and maintenance of gas, telephone electric and water lines) and also to engage in the construction of residential homes on land in Queens, New York.

Merger Agreement

On December 29, 1995, the Company executed an agreement to merge with JJFN Services, Inc. ("Services"). Under the terms of the proposed agreement, Priority Financial, Inc. ("PFI"), a wholly owned subsidiary of Services, shall be merged into JJFN which shall be the surviving subsidiary corporation. On the effective date of the merger, each non-dissenting
 JJFN shareholder shall be entitled to receive one share of Services common stock for each share of the Company's common stock. The preferred shareholders shall be entitled to receive on share of Services common stock for each 50 shares of preferred stock owned. On the effective date of the merger, Services will also assume the Company's rights and obligations under the agreements with Tarlton above as well as other obligations of the Company.

The merger agreement also provides that Services shall file a registration statement with the Securities and Exchange Commission in order to register all shares issued to JJFN shareholders and those shares issued pursuant to the agreements. The agreement is subject to the registration statement becoming effective.


Results of Operations

The table below summarizes JJFN's results of operations during each of the periods presented.

			      Three months ended		Nine Months ended
				                          March 31, 				March 31,
                           1996		   1995			     1996	    1995

Revenues	             $48,750(2)	$      -(1)		  $ 48,750(2)	 $    -(1)
Gross Profit	           9,748	           -		       9,748	           -
Net Loss             	$83,567	   $17,113	     	 $291,779	    $51,339


(1)	The Company was inactive and incurred interest costs on its debt and professional expenses ordinary to a public company whether active or inactive.
	(2)	Represents less than three months of actual operations.

Other Operating Results

Interest and Financing Costs:

The Company has incurred interest and financing costs on existing indebtedness at the quarterly rate of $10,688 despite the inactive status. During the third quarter These costs increased by approximately $26,300 as a direct result of its need to borrow additional funds to implement its business plan.

Corporate General and Administrative Expenses:

Corporate General and Administrative Expenses totaled $59,012 and $232,821 respectively during the three and nine months periods ended March 31, 1996 as compared to $6,425 and $19,275 respectively for the three and nine-month periods ended March 31, 1995. The increase was due primarily to consulting fees of $140,000 with the balance resulting from the costs associated with an operating company versus the maintenance costs associated with an inactive company.

Liquidity and Capital Resources:

On December 8, 1995, JJFN entered into an agreement with Tarlton Financial,
 Ltd. Of Grand Cayman, Cayman Islands, British West Indies, pursuant to which JJFN sold Tarlton, for a price of $125,000, an option expiring on August 8, 1996 to purchase up to 5,000,000 shares of JJFN Common Stock at a price of $1.50 per share. In January and February 1996, Tarlton exercised this option to purchase 2,500,000 JJFN shares. In conjunction of the issuance of the Tarlton option, JJFN entered into a consulting agreement with Tarlton pursuant to which Tarlton is to perform various services, including assistance in finding up to $7,500,000 in equity capital (which may be fulfilled by exercise of Tarlton's option). As compensation for its services, JJFN is to issue to Tarlton over a period of eight months 1,250,000 shares of JJFN's Common Stock, conditioned upon Tarlton success in obtaining the $7,500,000 in equity. These 1,250,000 shares, 500,000 of which have already been issued, will be canceled if Tarlton fails to provide the full $7,500,000 in equity financing called for by the consulting agreement.

On December 21, 1995, Iron Eagle Contracting and Mechanical also entered a consulting agreement with Priority Capital Corp. of Garden City, New York.
 As part of the services to be furnished to Iron Eagle Contracting and Mechanical under the consulting agreement, Priority Capital has obtained for Iron Eagle Contracting and Mechanical a $7 million bonding line from Universal Bonding Company. This line has not yet been used but will permit Iron Eagle Contracting and Mechanical to bid on jobs.

On January 2, 1996 Iron Eagle Contracting and Mechanical purchased a tract
of land in Ozone Park, Queens, New York for $300,000.   In order to finance
 the acquisition of Iron Eagle Contracting and Mechanical real property and provide working capital for its future activities, Iron Eagle Contracting and Mechanical entered into as loan agreement with VJS International Holdings, Inc. on December 21, 1995, pursuant to which VJS will make a total of $600,000 in advances to Iron Eagle, with interest at the rate of 12% per annum. Loans were originally payable on March 31, 1996, but have been extended by VJS, and are secured by a lien on all of Iron Eagle Contracting and Mechanical's assets. Aside from its ordinary operations
Iron Eagle Contracting and Mechanical is developing the Ozone Park site for two-family homes. It anticipates that proceeds from the VJS line of credit will be sufficient to permit it to conduct his activity and to carry on ordinary operations for a period of at least 12 months.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

							JJFN Holdings, Inc.



						By: /s/Joan Kushay
						       Joan Kushay
				       Vice President and Assistant
       Secretary  (Duly Authorized
       Officer)
Date:	May 6, 1996

JJFN HOLDINGS, INC.
Financial Data Schedules
As of March 31, 1996 and for the nine-month period then ended
Article 5 of Regulations S-Xhis schedule contains summary financial information extracted from the condensed consolidated financial statements filed with Form 10QSB for the quarterly period ended March 31, 1996 and is qualified in its entirety by reference to such financial statements.

[TYPE] EX-27
[DESCRIPTION] Art. 5 FDS for 3rd Quazrter 10-QSB
[ARTICLE] 5

<Period-Time>				9-most
[FISCAL-YEAR-END]				June 30, 1996
[PERIOD-END]					March 31, 1996
[CASH]					2,766,219
[SECURITIES]					   500,000
[RECEIVABLES]					     48,750
[ALLOWANCES]					              0
[INVENTORY]					              0
<Current Assets>				4,289,970
[PP&E]					   196,104
[DEPRECIATION]				       9,806
<Total Assets>				5,205,760
<Current Liabilities>				   315,106
[BONDS]					   463,041
[COMMON]					       4,067
[PREFERRED-MANDATORY]				  0
[PREFERRED]					       9,046
[OTHER-SE]					3,882,000
<Total-Liabilities and equity>			3,895,113
[SALES]					     48,750
<Total Revenues>				     48,750
[CGS]					      39,002
<Total Costs>					      39,002
[OTHER-EXPENSES]				    242,569
<Loss Provision>				               0
[INTEREST-EXPENSE]				      61,587
[INCOME-PRETAX]				   (291,779)
[INCOME-TAX] 				               0
<Income-Continue>				   (291,779)
[DISCONTINUED]					    0
<Extraordinary.>					    0
[CHANGES]					                0
<Net loss>				     	   (291,779)
<Earnings-primary>				        (0.21)
<Earnings-diluted>				               0




