Form 10QSB/A
period 1996-03-31
JJFN HOLDINGS INC
filed 1996-05-06
CIK 855926

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-QSB/A2


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


JJFN SERVICES, INC.
PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following pro forma condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statement of operations for the period November 2, 1995 through March 31, 1996 give effect to the proposed merger of JJFN Services, Inc. ("Services") and JJFN Holdings, Inc. ("Holdings") as if it had occurred on the date of incorporation of JJFN Services, Inc. (November 2, 1995).

Under the terms of the proposed merger agreement, Priority Financial, Inc. ("PFI"), a wholly-owned subsidiary of Services shall be merged into Holdings which shall be the surviving subsidiary corporation. On the effective date of the merger, each non-dissenting Holdings shareholder shall be entitled to receive one share of Services' common stock for each share of Holdings' common. The preferred shareholders of Holdings shall be entitled to receive one share of Services' common stock for each 50 shares of preferred stock owned.

The pro forma condensed consolidated financial statements have been prepared by management based upon the historical financial statements of Services and Holdings.The pro forma information gives effect to the business combination accounted for as a purchase and the assumptions and adjustments in the accompanying notes to the pro forma financial statements. The pro forma statement of operations is presented for the period beginning when Services commenced operations on November 2, 1995 through March 31, 1996. As a business combination accounted for as a purchase, there are not pro forma statements of operations for periods prior to the inception of Services which is considered the acquiring entity.

The pro forma financial statements may not be indicative of what would have occurred if the business combination had been in effect on the date indicated. Such pro forma information should be read in conjunction with the historical consolidated financial statements of JJFN Services, Inc. and the historical consolidated financial statements of JJFN Holdings, Inc.

JJFN Services, Inc.

Pro Forma Condensed Consolidated Balance Sheet
March 31, 1996
(Unaudited)
                            		Historicals			Pro Forma		Pro Forma
				Services	Holdings	Adjustments		Consolidated


Model homes on lease,
  at cost, net of accumulated
   depreciation of $7,192	          5,741,848	          -					 5,741,848

Other assets:
  Cash				                            148,010   	2,766,219		      		 2,914,229
  Contract receivables		                    0  	    48,750		            48,750
  Marketable securities	            1,250,000	     500,000				       1,750,000
  Land and development costs	                0	    353,446			          353,446
  Prepaid expenses	                 	     0   	      63,375			          63,375
  Construction equipment		                0	        186,198	           186,198
  Loan to affiliate			                    0	        911,626		911,626		    0
  Deferred finance charges and
     other assets			                    95,848	    356,046			     	    451,894

Total assets		                	7,235,706   	5,185,760	   0	 911,626	11,509,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Line of credit			              0	   154,381			             154,381
  Accounts payable and accrued
     expenses			     66,305	   149,019		                        215,324
  Unearned rental revenue	     54,566	             0			              54,566
  Preferred distribution payable    10,000	             0			              10,000
  Loan from affiliate		   911,626	             0	 911,626	                       0
  Stockholder loans		1,678,684	   512,500	               	          2,191,184
  Long-term debt		2,100,000	   474,747			          2,574,747

Total liabilities			4,821,181	1,290,647	  911,626   	   0     5,200,202

Stockholders equity
  Preferred stock	   	           4,000	      9,046      9,046(a)	              	     4,000
  Common stock		                10,000	      4,067      1,067(b)        1,085(a)         14,085
  Additional paid-in capital	2,461,000	8,828,583  4,677,988(b)    7,961(a)   6,619,556
  Retained earnings
   (accumulated deficit)      (60,475)      (4,946,583)                 4,679,055(b)     (328,003)

Total stockholders' equity	2,414,525	3,895,113	  0		0	6,309,638

Total liabilities and
  stockholders' equity		7,235,706	5,185,760     911,626	            0	11,509,840

(a) To record the issuance of one share of Services common stock for each share of Holdings common stock and one share of Services common stock for each 50 shares of Holdings preferred stock(b) To eliminate stockholders' equity of wholly-owned subsidiary, JJFN Holdings, on consolidation.


JJFN Services, Inc.

Pro Forma Condensed Consolidated Statement of Operations
For the period November 2, 1995 through March 31, 1996
(Unaudited)
                            		Historicals			Pro Forma		Pro Forma
                      				Services	Holdings	Adjustments		Consolidated



Revenues			            127,211	      48,750		            			 $175,961

  Cost of Revenues		        -	      39,002		          		 	     39,002

Gross profit	  		      127,211	       9,748					   136,959

Operating expenses:
Interest and financing costs	67,057	     47,336					   114,393
  Professional fees		  12,005	     56,179					     68,184
  Consulting fees		    24,940	   140,000					   164,940
  Salaries and wages		 32,981	     13,288					      46,269
  Depreciation and amortization     38,428	       9,932					      48,360
  Other				              13,419	     13,170					      26,589

               			      188,830	   279,905					    468,735

Loss from operations     (61,619)	  (270,157)		0		0	   (331,776)

Interest income		          1,144	       2,629					        3,773

Net income (loss)		      (60,475)	  (267,528)		0		0	   (328,003)

Net income (loss per share)(0.01)	       (0.13)		-	       0.00	         (0.03)

Weighted average number
   of common shares		10,000,000	2,091,333		-	   18,092(c)	12,109,425

(c) To record the effect of issuance of one share of Services common stock for each 50 shares of Holdings preferred stock.

*Includes operations of wholly-owned subsidiary which commenced operations in January 1996.

JJFN HOLDINGS, INC.
Financial Data Schedules
As of March 31, 1996 and for the nine-month period then ended
Article 5 of Regulations S-X
This schedule contains summary financial
 information extracted from the condensed consolidated financial statements filed with Form 10QSB for the quarterly period ended March 31, 1996 and is qualified in its entirety by reference to such financial statements.

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




